Form 10-Q
period 1995-10-28
SPECIALTY RETAILERS INC /DE/
filed 1995-12-12
CIK 846723

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (MARK ONE)
       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 1995

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period ended _____________ to ______________

                         Commission file number 33-62001

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

The number of shares of common stock outstanding as of December 1, 1995 was 5,000 shares, all held by the registrant's parent, Apparel Retailers, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
================================================================================

                          PART I FINANCIAL INFORMATION
Item 1  Financial Statements
                            SPECIALTY RETAILERS, INC
             (A wholly-owned subsidiary of Apparel Retailers, Inc )
                      CONSOLIDATED CONDENSED BALANCE SHEET
              (in thousands, except par value and number of shares)


                                                    January 28, 1995  October 28, 1995
                                                    ----------------  ----------------
                                                                         (unaudited)
                          ASSETS
                          ------
Cash and cash equivalents .........................    $ 27,797           $ 10,389
Accounts receivable ...............................      70,356             46,719
Merchandise inventories ...........................     118,039            180,663
Restricted investments ............................         338                438
Prepaid expenses and other current assets .........      17,824             24,769
                                                       --------           --------
      Total current assets ........................     234,354            262,978

Property, equipment and leasehold
   improvements, net ..............................      75,602             90,756
Goodwill, net .....................................      31,865             30,768
Other assets ......................................      20,700             16,717
                                                       --------           --------
                                                       $362,521           $401,219
                                                       ========           ========

           LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------

Accounts payable ..................................    $ 38,330           $ 63,258
Accrued interest ..................................      11,372              6,468
Accrued expenses and other accrued liabilities ....      34,415             26,570
Accrued taxes, other than income taxes ............       2,642              4,663
                                                       --------           --------
      Total current liabilities ...................      86,759            100,959

Long-term debt ....................................     213,827            225,933
Related party debt ................................      39,200             44,200
Other long-term liabilities .......................      17,909             17,344
                                                       --------           --------
      Total liabilities ...........................     357,695            388,436
                                                       --------           --------

Common stock, par value $0.01, 5,000 shares
  authorized, issued and outstanding ..............        --                 --
Additional paid-in capital ........................       3,317              3,317
Retained earnings .................................       1,509              9,466
                                                       --------           --------
Stockholder's equity ..............................       4,826             12,783
                                                       --------           --------
Commitments and contingencies .....................        --                 --
                                                       --------           --------
                                                       $362,521           $401,219
                                                       ========           ========

         The accompanying notes are an integral part of this statement.

                            SPECIALTY RETAILERS, INC
             (A wholly-owned subsidiary of Apparel Retailers, Inc )
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                 (in thousands)
                                   (unaudited)

                                                   For the three months ended,          For the nine months ended,
                                              -----------------------------------   -----------------------------------
                                              October 29, 1994   October 28, 1995   October 29, 1994   October 28, 1995
                                              ----------------   ----------------   -----------------  ----------------

Net sales ..................................     $ 134,939          $ 159,161          $ 395,072          $ 456,092
Cost of sales and related buying,
  occupancy and distribution expenses ......       (93,829)          (110,502)          (274,943)          (314,595)
                                                 ---------          ---------          ---------          ---------
Gross profit ...............................        41,110             48,659            120,129            141,497

Selling, general and
  administrative expenses ..................       (32,911)           (41,130)           (93,147)          (113,180)
Service charge income ......................         1,831              2,196              5,566              7,320
                                                 ---------          ---------          ---------          ---------
Operating income                                    10,030              9,725             32,548             35,637
                                                 ---------          ---------          ---------          ---------

Interest income ............................           463                259              1,366                512
                                                 ---------          ---------          ---------          ---------

Interest expense:
  Related party ............................          (849)            (1,117)            (1,956)            (3,271)
  Other ....................................        (6,222)            (6,577)           (19,400)           (18,799)
  Amortization of debt issue costs .........          (303)              (353)              (933)            (1,067)
                                                 ---------          ---------          ---------          ---------
                                                    (7,374)            (8,047)           (22,289)           (23,137)
                                                 ---------          ---------          ---------          ---------

Income before income tax and
   extraordinary item.......................         3,119              1,937             11,625             13,012
Income tax expense .........................        (1,156)              (747)            (4,295)            (5,055)
                                                 ---------          ---------          ---------          ---------
Income before extraordinary item ...........         1,963              1,190              7,330              7,957
Extraordinary item - early
  extinguishment of debt ...................            38               --                 (288)              --
                                                 =========          =========          =========          =========
Net income .................................     $   2,001          $   1,190          $   7,042          $   7,957
                                                 =========          =========          =========          =========

         The accompanying notes are an integral part of this statement.

                            SPECIALTY RETAILERS, INC
             (A wholly-owned subsidiary of Apparel Retailers, Inc )
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          For the nine months ended,
                                                                  -------------------------------------
                                                                  October 29, 1994     October 28, 1995
                                                                  ----------------     ----------------
Cash flows from operating activities:

  Net income .................................................       $  7,042              $  7,957
                                                                     --------              --------
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization ............................          7,166                 8,982
    Deferred federal income taxes ............................            --                    778
    Accretion of discount ....................................            569                   631
    Amortization of debt issue costs .........................            933                 1,067
    Issuance of long-term debt in lieu of interest payment ...            137                   147
    Loss on early extinguishment of debt .....................            474                   --
    Changes in operating assets and liabilities:
      Decrease in accounts receivable ........................          4,670                 2,779
      Increase in merchandise inventories ....................        (35,021)              (62,624)
      Increase in other assets ...............................           (279)               (3,436)
      Increase in accounts receivable sold ...................            --                 20,858
      Increase in accounts payable and accrued liabilities ...          9,251                12,810
                                                                     --------              --------
        Total adjustments ....................................        (12,100)              (18,008)
                                                                     --------              --------
      Net cash used in operating activities ..................         (5,058)              (10,051)
                                                                     --------              --------
Cash flows from investing activities:

  Increase in restricted investments .........................           (764)                 (100)
  Additions to property, equipment and leasehold improvements         (13,439)              (22,819)
  Purchase of note receivable ................................         (3,901)                 --
                                                                     --------              --------
      Net cash used in investing activities ..................        (18,104)              (22,919)
                                                                     --------              --------
Cash flows from financing activities:

  Proceeds from:
    Long-term debt ...........................................           --                  16,458
  Payments on:
    Long-term debt ...........................................        (10,264)                 (115)
    Additions to debt issue costs ............................           (463)                 (781)
                                                                     --------              --------
      Net cash provided by (used in) financing activities ....        (10,727)               15,562
                                                                     --------              --------
      Net decrease in cash and cash equivalents ..............        (33,889)              (17,408)

  Cash and cash equivalents:
    Beginning of period ......................................         58,521                27,797
                                                                     --------              --------
    End of period ............................................       $ 24,632              $ 10,389
                                                                     ========              ========
Supplemental disclosure of cash flow information:

  Interest paid ..............................................       $ 27,303              $ 26,150
                                                                     ========              ========

  Income taxes paid ..........................................       $  4,056              $  5,917
                                                                     ========              ========

         The accompanying notes are an integral part of this statement.

                           SPECIALTY RETAILERS, INC
             (A wholly owned subsidiary of Apparel Retailers, Inc  )
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                    (in thousands, except numbers of shares)
                                   (unaudited)

                                      Common Stock
                              -------------------------
                                                           Additional
                                Shares                      Paid-in      Retained
                              Outstanding       Amount      Capital      Earnings      Total
                              -----------      --------  -------------  -----------  ---------

Balance, January 28, 1995 ...    5,000            $ --         $3,317      $1,509     $ 4,826

Net income ..................     --                --            --        7,957       7,957
                                 -----            ----         ------      ------     -------
Balance, October 28, 1995 ...    5,000            $ --         $3,317      $9,466     $12,783
                                 =====            ====         ======      ======     =======

         The accompanying notes are an integral part of this statement.

                            SPECIALTY RETAILERS, INC.
              (A wholly-owned subsidiary of Apparel Retailers,Inc.)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

         3. The Company has a revolving credit agreement with a bank (the "Credit Agreement") under which it may draw up to $25.0 million. On March 31, 1995, the Company extended the Credit Agreement to February 3, 1998 and entered into a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each fiscal year (the "Seasonal Period"). The Seasonal Credit Agreement is available through February 3, 1998 and provides for a commitment fee during each Seasonal Period of 1/2 of 1% of the average daily unused portion of the commitment amount. Commitment fees are paid on an annual basis on the first business day following the Seasonal Period then concluded. Interest is charged on outstanding loans at a base rate plus a specified margin. The base rate is the higher of the bank's prime rate or 1/2 of 1% above the Federal Funds Effective Rate. The specified margin range is 1.25% to 2.75% based on calculated debt service ratios as defined in the Seasonal Credit Agreement. On July 7, 1995 the bank and the Company amended the Credit Agreement and the Seasonal Credit Agreement whereby the Company's limit on capital expenditures for 1995 is $28.0 million in the aggregate.

         4. During the fourth quarter of 1994, the Company approved a store closure plan (the "Store Closure Plan") for the closure of forty Fashion Bar stores and accrued $5.2 million for the expected costs associated with the plan. As of October 28, 1995, the Company had closed all but one of these stores, which is expected to close before year end, and all but three stores not included in the Store Closure Plan had been converted to Stage stores. The Company has charged $3.9 million to the accrual primarily related to lease termination payments associated with these stores. Management believes that the remaining reserves should be adequate to cover the estimated future payments for stores included in the Store Closure Plan.

         5. During the second quarter of 1995, the Company issued $18.3 million in aggregate principal amount of 11% Series C Senior Subordinated Notes Due 2003 (the "Series C Senior Subordinated Notes"). The Series C Senior Subordinated Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to a registration statement filed with the Securities and Exchange Commission, the Company exchanged its 11% Series D Senior Subordinated Notes (the "Series D Senior Subordinated Notes") for its Series C Senior Subordinated Notes. The form and terms of the Series D Senior Subordinated Notes are the same as the form and terms of the Series C Senior Subordinated Notes except that the Series D Senior Subordinated Notes are registered under the Securities Act and, therefore, are public securities that do not bear legends restricting their transfer. No Series C Senior Subordinated Notes remain outstanding.
                                       5

         The Series D Senior Subordinated Notes have a discount of $1.8 million and bear interest at 11% payable semi-annually on February 15 and August 15 of each year. The original issue discount is being charged to interest expense over the term to maturity using the effective interest method. The combination of coupon interest payments and original issue discount results in an effective interest rate of 13.0%. The Series D Senior Subordinated Notes rank junior to the 10% Senior Notes Due 2000 (the "Senior Notes") and pari passu with the existing 11% Series B Senior Subordinated Notes Due 2003 (the "Series B Senior Subordinated Notes", and together with the Series D Senior Subordinated Notes, the "Senior Subordinated Notes"). The Company is required to make a mandatory sinking fund payment on September 15, 2002 equal to forty percent of the original aggregate principal amount of Series D Senior Subordinated Notes.

                                      6

                            SPECIALTY RETAILERS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Company's 1994 Annual Report on Form 10-K.

GENERAL

         The Company currently operates 257 family apparel stores in thirteen states throughout the central United States primarily under the names Bealls, Palais Royal and Stage offering branded fashion apparel and accessories for women, men and children.

         During 1993, management formalized its growth strategy for expanding the Company's business. During 1994, this growth strategy resulted in the opening of ten new stores in Texas, Oklahoma and Missouri and the acquisition of forty-five store leases from the Beall-Ladymon Corporation ("Beall-Ladymon"), located primarily in Louisiana, Arkansas and Mississippi. The former Beall-Ladymon stores reopened in the first quarter of 1995 under the name of Stage. The Company has registered the Stage name nationally and intends to open all new stores under the Stage name in all markets where its traditional names are unrecognized. These new stores are similar in size, appearance and merchandise content to the Company's other stores. Management continues to actively search for other potential locations that meet its site selection criteria including market size, economic demographics, customer profile and competitive environment and, as a result, opened twenty-three new stores in addition to the Beall-Ladymon locations during first ten months of 1995.

         During the fourth quarter of 1994, management approved a plan for the closure of forty Fashion Bar stores and accrued $5.2 million for the expected costs associated with the plan. As of October 28, 1995, all but one of these stores had been closed. The Company expects to complete the Store Closure Plan during 1995.

         During the first nine months of 1995, continued weak economic conditions in Mexico, which have resulted in the devaluation of the peso, adversely affected sales at six Bealls stores located near the Texas-Mexico border; and, to a lesser extent, certain other stores in southern Texas.


RESULTS OF OPERATIONS

         Sales for the three and nine months ended October 28, 1995 were $159.2 million and $456.1 million, respectively, representing increases of 18.0% and 15.4%, respectively, over comparable periods of 1994. These increases were primarily due to the increase in sales generated from new stores opened during 1994 and 1995. Comparable store sales for the three months and nine months ended October 28, 1995 increased 0.3% and 0.1%, respectively, versus comparable periods of 1994 despite a $8.1 million decline in sales for the nine months ended October 28, 1995 at the six Bealls stores located near the Texas-Mexico border. Excluding these stores, comparable store sales would have increased 2.7% and 2.5% for the three and nine months ended October 28, 1995, respectively.

         Gross profit as a percent of sales for the three and nine months ended October 28, 1995 was 30.6% and 31.0%, respectively, as compared to 30.5% and 30.4% for the three and nine months ended October 29, 1994, respectively. The Company has been successful in maintaining and improving its gross profit for the nine months ended October 28, 1995 on a comparable store basis. In addition, gross profit for the nine months was favorably impacted by the growth in new stores which traditionally have lower mark-down ratios for the first six months of operation and lower buying, occupancy and distribution costs on an incremental basis. The increase was slightly lower for the three months ended October 28, 1995 due to an increase in mark-downs resulting from additional promotional events intended to increase sales.

         Selling, general and administrative expenses as a percent of sales for the three and nine months ended October 28, 1995 were 25.8% and 24.8%, respectively, as compared to 24.4% and 23.6% for the three and nine months ended October 29, 1994, respectively. These increases resulted from the amortization of pre-opening costs associated with new stores combined with increased costs associated with the certificates outstanding under the Accounts Receivable

                                       7

Program, partially offset by the application of fixed costs to a greater volume of sales. Advertising expenses as a percent of sales increased 0.3% and 0.2% for the three and nine months ended October 28, 1995, respectively, as compared to comparable periods of 1994. These increases were due to advertising campaigns in areas where the Company previously did not operate; particularly, the Beall-Ladymon locations mentioned above. Accounts receivable charge-offs as a percentage of sales also increased from 2.0% to 2.6% for the nine month periods ended October 29, 1994 and October 31, 1995, respectively, due to an increase in consumer bankruptcies combined with the weak economic conditions in Mexico discussed above.

         Service charge income for the three and nine months ended October 28, 1995 was $2.2 million and $7.3 million, respectively, as compared to $1.8 million and $5.6 million for the three and nine months ended October 29, 1994, respectively. Service charge income increased due to increased accounts receivable balances resulting from higher sales volume and the purchase of accounts receivable from Beall-Ladymon.

         Interest expense for the three and nine months ended October 28, 1995 was $8.0 million and $23.1 million, respectively, as compared to $7.4 million and $22.3 million for the three and nine months ended October 29, 1994, respectively. The increase in interest expense was primarily due to interest related to the Series C Senior Subordinated Notes issued during the second quarter of 1995, increased borrowings and associated fees under the Credit Agreement and higher interest rates on certain other debt.

         The extraordinary charge of $0.3 million for the nine months ended October 29, 1994 was comprised of acquisition premiums and the write-off of debt issue costs associated with the retirement of $10.0 million of Senior Notes, net of applicable income taxes.

SEASONALITY AND INFLATION

         The Company's business is seasonal and sales and profits traditionally are lower during the first nine months of the year (February through October) and higher during the last three months of the year (November through January). Working capital requirements fluctuate during the year and generally reach their highest levels during the third and fourth quarters.

         The following table shows certain unaudited financial information for the Company by quarter (in thousands):

                                             1994                                   1995
                        --------------------------------------------    ------------------------------
                           Q1          Q2          Q3          Q4          Q1         Q2         Q3
                        --------    --------    --------    --------    --------   --------   --------
Net sales ...........   $128,073    $132,060    $134,939    $186,391    $142,353   $154,578   $159,161
Gross profit ........     39,856      39,163      41,110      62,675      46,283     46,555     48,659
Operating income ....     11,944      10,574      10,030      18,412      14,839     11,073      9,725
Quarter's operating
  income as a percent
  of annual .........         23%         21%         20%         36%       --         --         --
Income before
  extraordinary item    $  3,081    $  2,286    $  1,963    $  7,202    $  4,569   $  2,198   $  1,190
Net income ..........      2,755       2,286       2,001       7,182       4,569      2,198      1,190

         The Company does not believe that inflation had a material effect on its results of operations during 1995. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed the refinancing of certain debt in August 1993. After giving effect to the refinancing and subsequent retirement of $20.0 million of Senior Notes during 1993 and 1994, the Company's consolidated long-term debt at October 28, 1995 was comprised of $130.0 million in aggregate principal amount of Senior Notes, $118.3 million in aggregate principal amount of Senior Subordinated Notes and certain other debt.

                                       8

         During the second quarter of 1995, the Company issued $18.3 million in aggregate principal amount of Series C Senior Subordinated Notes which were subsequently exchanged for Series D Senior Subordinated Notes. The form and terms of the Series D Senior Subordinated Notes are the same as the form and terms of the Series C Senior Subordinated Notes except that the Series D Senior Subordinated Notes are registered under the Securities Act and, therefore, are public securities that do not bear legends restricting their transfer. Such notes were issued at a discount of $1.8 million and bear interest at 11% payable semi-annually on February 15 and August 15 of each year. Substantially all of such proceeds will be used for new store openings and other general corporate purposes. No Series C Senior Subordinated Notes remain outstanding.

         Working capital increased $14.4 million during the first nine months of 1995 primarily due to the issuance of the Series C Senior Subordinated Notes. Significant changes within working capital components included cash, accounts receivable, merchandise inventories and accounts payable. Accounts receivable decreased $23.6 million during the nine months ended October 28, 1995 as a result of the issuance of $25.0 million of term certificates under the Accounts Receivable Program. Merchandise inventories and accounts payable increased $62.6 million and $24.9 million, respectively, during the nine months ended October 28, 1995 as a result of merchandise purchased for recently opened stores and seasonal merchandise purchases.

         Under the Company's Accounts Receivable Program, the Company sells substantially all of its private label credit card accounts receivable to the Trust on a daily basis in exchange for cash and an undivided interest in the Trust's assets. On August 15, 1995, the Trust increased the amount of term certificates outstanding from $140.0 million to $165.0 million. The Company has the option to receive payment for up to 72% of the eligible accounts receivable which exceed the Trust's term certificates outstanding and the Company's minimum interest in the Trust for such certificates (currently $204.1 million in the aggregate), up to a maximum of $40.0 million. The Trust may draw on the revolving certificate in order to fund such payments to the Company. Eligible accounts receivable in the Trust are currently not sufficient to allow the Trust to draw on the revolving certificate. If eligible accounts receivable in the Trust fall below the level required to support the certificates and the Company's minimum interest, certain principal collections may be retained in the Trust but would be paid to the Company as such accounts receivable increase. Management anticipates that the ability to obtain funds under the revolving certificate will increase during the fourth quarter when working capital requirements are generally at their highest levels.

         Funds available under the Credit Agreement total $25.0 million of which up to $15.0 million may be used to collateralize letters of credit. As of October 28, 1995, $8.3 million of the total commitment was used to collateralize letters of credit resulting in available funds of $16.7 million. Funds available under the Seasonal Credit Agreement total $10.0 million from August 15 to January 15 of each fiscal year. Both agreements are available through February 3, 1998. At October 28, 1995, total funds available under the Credit Agreement and the Seasonal Credit Agreement total $26.7 million.

         The Company's primary capital requirements are for working capital (including interest payments on debt), capital expenditures and principal payments on debt. Subject to a change in the capital structure, management expects interest payments to be comparable to the 1995 level during the next two fiscal years adjusting for the borrowings issued in 1995. Generally, capital expenditures are for new store openings, remodeling of existing stores and customary store maintenance. Capital expenditures increased significantly as a result of opening sixty-one new stores during the nine months ended October 28, 1995 versus twelve new stores during the comparable period of 1994. Management expects capital expenditures to be comparable to the 1995 level during the next two fiscal years. Aggregate principal payments on debt total $3.0 million during the next two fiscal years.

         Management believes that funds provided by operations, together with funds available under the Credit Agreement, the Seasonal Credit Agreement and the Accounts Receivable Program will be adequate to meet the Company's anticipated requirements for working capital, interest payments, planned capital expenditures and principal payments on debt. Estimates as to working capital needs and other expenditures may be materially affected if the foregoing sources are not available or do not otherwise provide sufficient funds to meet the Company's obligations.
                                       9

                            SPECIALTY RETAILERS, INC.

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         None.

         REPORTS ON FORM 8-K

         None.
                                       10

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPECIALTY RETAILERS, INC.



December 1, 1995                        /s/ CARL E. TOOKER
 (Date)                                     Carl E. Tooker
                                            President and
                                            Chief Executive Officer


December 1, 1995                        /s/ JAMES A. MARCUM
 (Date)                                     James A. Marcum
                                            Executive Vice President and
                                            Chief Financial Officer