Form 10-Q
period 1996-08-03
SPECIALTY RETAILERS INC /DE/
filed 1996-09-17
CIK 846723

==============================================================================
                                    FORM 10-Q
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)

      [ X ] QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended August 3, 1996

                                       OR

      [   ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 16, 1996 was 5,000 shares, all held by the registrants parent, Stage Stores, Inc. (formerly Apparel Retailers, Inc.)

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
                      Consolidated Condensed Balance Sheet
              (in thousands, except par value and number of shares)

                                                                          August 3,     February 3,
                                                                             1996          1996
                                                                         ----------     ----------
                                                                          (unaudited)
                           ASSETS
Cash and cash equivalents ..........................................     $   18,900     $   20,264
Accounts receivable ................................................         64,684         65,740
Merchandise inventories ............................................        167,769        150,032
Prepaid expenses and other current assets ..........................         27,984         24,457
                                                                         ----------     ----------
      Total current assets .........................................        279,337        260,493

Property, equipment and leasehold improvements, net ................        106,464         93,118
Goodwill, net ......................................................         46,577         30,876
Other assets .......................................................         19,347         18,331
                                                                         ----------     ----------
                                                                         $  451,725     $  402,818
                                                                         ==========     ==========
           LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable ...................................................     $   44,336     $   41,494
Accrued interest ...................................................         13,009         12,327
Accrued expenses and other current liabilities .....................         41,346         36,750
Accrued taxes, other than income taxes .............................          5,689          3,375
                                                                         ----------     ----------
      Total current liabilities ....................................        104,380         93,946

Long-term debt .....................................................        256,363        226,022
Related party debt .................................................         44,200         44,200
Other long-term liabilities ........................................         16,023         16,232
                                                                         ----------     ----------
      Total liabilities ............................................        420,966        380,400
                                                                         ----------     ----------
Common stock, par value $0.01, 5,000 shares
  authorized, issued and outstanding ...............................           --            --
Additional paid-in capital .........................................          3,317          3,317
Retained earnings ..................................................         27,442         19,101
                                                                        ----------     ----------
   Stockholder's equity ............................................         30,759         22,418
                                                                         ----------     ----------
Commitments and contingencies ......................................           --              --
                                                                         ----------     ----------
                                                                         $  451,725     $  402,818
                                                                         ==========     ==========

         The accompanying notes are an integral part of this statement.

                                       1

                            Specialty Retailers, Inc.
               (a wholly-owned subsidiary of Stage Stores, Inc.,
                       formerly Apparel Retailers, Inc.)
                   Consolidated Condensed Statement of Income
                                 (in thousands)
                                   (unaudited)

                                                                     Three Months Ended                     Six Months Ended
                                                            -----------------------------------   ----------------------------------
                                                             August 3, 1996      July 29, 1995     August 3, 1996     July 29, 1995
                                                                --------           --------           --------           --------
Net sales ..............................................        $182,750           $154,578           $345,927           $296,931
Cost of sales and related buying,
  occupancy and distribution expenses ..................         126,127            108,023            237,223            204,093
                                                                --------           --------           --------           --------
Gross profit ...........................................          56,623             46,555            108,704             92,838

Selling, general and
  administrative expenses ..............................          45,454             37,062             84,330             70,874
Service charge income ..................................           2,989              2,441              5,902              5,124
Store opening and closing costs ........................             230                861                301              1,176
                                                                --------           --------           --------           --------
Operating income .......................................          13,928             11,073             29,975             25,912
                                                                --------           --------           --------           --------
Interest income ........................................             116                103                242                253
                                                                --------           --------           --------           --------
Interest expense:
  Related party ........................................           1,118              1,117              2,235              2,154
  Other ................................................           7,254              6,101             13,848             12,222
  Amortization of debt issue costs .....................             453                371                812                714
                                                                --------           --------           --------           --------
                                                                   8,825              7,589             16,895             15,090
                                                                --------           --------           --------           --------


Income before income tax ...............................           5,219              3,587             13,322             11,075
Income tax expense .....................................           1,937              1,389              4,981              4,308
                                                                --------           --------           --------           --------
Net income .............................................        $  3,282           $  2,198           $  8,341           $  6,767
                                                                ========           ========           ========           ========

         The accompanying notes are an integral part of this statement.

                                       2

                            Specialty Retailers, Inc.
                (a wholly-owned subsidiary of Stage Stores, Inc.,
                       formerly Apparel Retailers, Inc.)
                 Consolidated Condensed Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                          Six Months Ended
                                                                                               -------------------------------------
                                                                                                 August 3, 1996      July 29, 1995
                                                                                                    --------            --------
Cash flows from operating activities:
  Net income ...............................................................................        $  8,341            $  6,767
  Adjustments to reconcile net income to net cash provided by (used in operating activities:
    Depreciation and amortization ..........................................................           6,844               5,721
    Deferred income taxes ..................................................................            (833)                629
    Accretion of discount ..................................................................             481                 395
    Amortization of debt issue costs .......................................................             812                 714
    Issuance of long-term debt in lieu of interest payment .................................            --                   147
    Changes in operating assets and liabilities:
      Decrease in accounts receivable ......................................................           5,299              10,809
      Increase in merchandise inventories ..................................................          (8,205)            (28,696)
      Increase in other assets .............................................................          (3,178)             (6,733)
      Increase in accounts receivable sold .................................................           1,100               1,200
      Decrease in accounts payable and accrued liabilities .................................          (4,309)               (628)
                                                                                                    --------            --------
        Total adjustments ..................................................................          (1,989)            (16,442)
                                                                                                    --------            --------
      Net cash provided by (used in) operating activities ..................................           6,352              (9,675)
                                                                                                    --------            --------
Cash flows from investing activities:

  Acquisitions, net of cash acquired .......................................................         (27,276)               --
  Additions to property, equipment and leasehold improvements ..............................         (15,183)            (16,786)
                                                                                                    --------            --------
      Net cash used in investing activities ................................................         (42,459)            (16,786)
                                                                                                    --------            --------
Cash flows from financing activities:

  Proceeds from:
    Revolving credit agreement .............................................................           7,500                --
    Long-term debt .........................................................................          30,000              16,458
  Payments on:
    Long-term debt .........................................................................            (125)               (115)
    Additions to debt issue costs ..........................................................          (2,632)               (721)
                                                                                                    --------            --------
      Net cash provided by financing activities ............................................          34,743              15,622
                                                                                                    --------            --------
      Net decrease in cash and cash equivalents ............................................          (1,364)            (10,839)

  Cash and cash equivalents:
    Beginning of period ....................................................................          20,264              27,797
                                                                                                    --------            --------
    End of period ..........................................................................        $ 18,900            $ 16,958
                                                                                                    ========            ========
         The accompanying notes are an integral part of this statement.
                                       3

Supplemental disclosure of cash flow information:

  Interest paid ............................................................................        $ 14,885            $ 13,894
                                                                                                    ========            ========
  Income taxes paid ........................................................................        $  8,617            $  5,862
                                                                                                    ========            ========

Supplemental schedule of noncash investing and financing activities:

     The Company purchased Uhlmans, Inc. for $27,276 in cash on June 3,
     1996. In conjunction with this acquisition, liabilities were assumed as follows:

  Fair value allocated to assets acquired ..................................................        $ 34,295            $   --
  Cash paid for assets acquired, including acquisition expenses ............................         (27,276)               --
                                                                                                    --------            --------
  Liabilities assumed ......................................................................        $  7,019            $   --
                                                                                                    ========            ========

         The accompanying notes are an integral part of this statement.

                                       4

                            Specialty Retailers, Inc.
                (a wholly-owned subsidiary of Stage Stores, Inc.,
                       formerly Apparel Retailers, Inc.)
            Consolidated Condensed Statement of Stockholder's Equity
                    (in thousands, except numbers of shares)
                                   (unaudited)

                                                                Common Stock
                                                        --------------------------     Additional
                                                           Shares                        Paid-in          Retained
                                                         Outstanding       Amount        Capital          Earnings            Total
                                                         -----------       ------      ----------         --------           -------
Balance, February 3, 1996 .......................           5,000           $--           $3,317           $19,101           $22,418
Net income ......................................            --              --             --               8,341             8,341
                                                            -----           ---           ------           -------           -------
Balance, August 3, 1996 .........................           5,000           $--           $3,317           $27,442           $30,759
                                                            =====           ===           ======           =======           =======

         The accompanying notes are an integral part of this statement.

                                        5

                            SPECIALTY RETAILERS, INC.
                  (a wholly owned subsidiary of Stage Stores,
                     Inc., formerly Apparel Retailers, Inc.)

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

      2. Pursuant to the accounts receivable securitization program implemented in 1993 (the "Accounts Receivable Program"), an indirect wholly owned subsidiary of the Company, SRI Receivables Purchase Co., Inc. ("SRPC") purchases the accounts receivable generated by the Company's private label credit card program. Such accounts receivable are transferred to a master trust (the "Trust") which has issued certain certificates to third parties representing undivided interests in the Trust. SRPC owns an undivided interest in the accounts receivable not supporting the certificates issued to third parties by the Trust (the "Retained Interest"). SRPC is a separate corporate entity from the Company and SRPC's creditors have a claim on its assets prior to those assets becoming available to any creditor of the Company.

      3. On June 3, 1996, the Company completed its acquisition of Uhlmans Inc. ("Uhlmans") for $27.3 million, including acquisition expenses and net of cash acquired. Uhlmans, which operated 34 family apparel stores located in Ohio, Michigan and Indiana, had sales of $59.7 million and net income of $0.6 million for the year ended February 3, 1996.

      The Company financed the acquisition of Uhlmans through the issuance of $30.0 million in aggregate principal amount of 12.5% Trust Certificate-Backed Notes Due 2000 (the "SRPC Notes"). Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996 from amounts otherwise received by SRPC from its Retained Interest. Principal repayments are scheduled to begin on December 1, 1999.

      4. During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), and Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Neither the adoption of SFAS 121 or SFAS 123 had a material effect on the Company's financial position or its results of operations. With the adoption of SFAS 123, the Company continues to measure compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide pro forma disclosures of net income and earnings per share as if the market value based method prescribed by SFAS 123 had been applied in measuring compensation expense in its annual financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      OVERVIEW. The Company operates the store of choice for well known national brand name family apparel in over 200 small towns and communities across the central United States. The Company has recognized the high level of brand awareness and demand for fashionable, quality apparel by consumers in small markets and has identified these markets as a profitable and underserved niche. The Company has developed a unique franchise focused on these small markets, differentiating itself from the competition by offering a broad range of brand name merchandise with a high level of customer service in convenient locations.

      ACQUISITIONS. The Company acquired forty-five stores from Beall-Ladymon in 1994 and subsequently reopened the stores in the first quarter of 1995 under the Stage name. On June 3, 1996 the Company completed the acquisition of Uhlmans for $27.3 million including acquisition expenses and net of cash acquired. For the year ended February 3, 1996, Uhlmans had net sales of $59.7 million and net income of $0.6 million. The Company has substantially completed the consolidation of the Uhlmans general office functions, including accounting, data processing, merchandising, personnel, sales promotion, credit and distribution into similar functions provided by the Company. As a result of this consolidation, the Company has eliminated approximately $4.0 million of annualized Uhlmans historical overhead costs.

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

      Service charge income includes the amount of service charge income attributable to the Company's Retained Interest in the Trust. Additionally, the Company's selling, general and administrative expenses are decreased or increased by a gain or loss, respectively, on the sale of receivables to the Trust. This gain or loss is calculated based upon actual and projected: (i) cash receipts from the receivables sold to the Trust (primarily service charge income) less (ii)(a) payments of returns to the holders of the Trust Certificates (as defined below), and (b) credit expenses. Selling, general and administrative expenses are also affected by adjustments to previously recorded gains and losses.

      The financial information, discussion and analysis that follow should be read in conjunction with the Company's Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

      Sales for the second quarter of 1996 increased 18.2% to $182.8 million from $154.6 million in the comparable period of 1995. The increase in second quarter sales was primarily due to an 11.7% increase in sales from stores opened during 1996 and 1995 combined with a 7.2% increase in comparable store sales. Sales for the first six months of 1996 increased 16.5% to $345.9 million from $296.9 million in the comparable period of 1995. The increase in sales for the six month period was primarily due to an 11.1% increase in sales from stores opened during 1996 and 1995 combined with a 6.8% increase in comparable store sales. The significant increase in comparable store sales was primarily attributable to the strong performance of the Company's Bealls stores combined with a one-week shift in the comparable calendar period due to the 53-week year in 1995.

      Fiscal 1995 was a 53 week year. As a result, the Company's quarterly accounting periods for 1996 occur one week later than their 1995 counterparts. Other factors being equal, this calendar shift, combined with the timing of the Company's promotional events and holidays, has affected year-to-year comparable store performance for 1996 favorably in the first and second quarters. Adjusting for this shift in the fiscal calendar, comparable store sales for the three and six months ended August 3, 1996 would have been 5.7% and 4.2%, respectively. This calendar shift will negatively affect comparable store sales comparisons for the third and the fourth quarters.

      Gross profit increased 21.5% to $56.6 million for the second quarter of 1996, from $46.6 million in the comparable period of 1995. Gross profit margin for the second quarter of 1996 increased to 31.0% compared to 30.1% for the comparable period in 1995 due primarily to the application of fixed buying, occupancy and distribution costs to a larger sales volume. Gross profit for the first six months of 1996 increased 17.1% to $108.7 million from $92.8 million in the comparable period of 1995. Gross profit margin for the first six months of 1996 increased to 31.4% from 31.3% for the comparable period in 1995.

      Selling, general and administrative expenses as a percentage of sales increased to 24.9% during the second quarter of 1996 from 24.0% in the comparable period of 1995 due to an increase in bad debt expense associated with the Company's proprietary credit card program as well as certain non-recurring costs associated with the Company's expansion program. Bad debt expense as a percent of sales increased to 2.1% for the second quarter of 1996 from 1.5% for the comparable period in 1995. The increase in bad debt was the result of a general rise in the level of personal bankruptcies in the Company's accounts receivable portfolio as well as the Company's adoption of higher late fees assessed on delinquent accounts intended to partially compensate for higher collection costs on these accounts. Management believes that the incremental revenues generated by the increased late fees, which are reported in service charge income, more than offset the associated increase in bad debt expense. As a result of the acquisition of Uhlmans, the Company incurred $0.4 million (0.2% of sales) of duplicative costs during the three months ended August 3, 1996 related to the Uhlmans central office which has been eliminated as of August 31, 1996. Selling, general and administrative expenses as a percentage of sales for the first six months of 1996 increased to 24.4% from 23.9% in the comparable period of 1995 due to the above factors. Advertising expenses as a percentage of sales remained unchanged at approximately 3.8% for the second quarter and first six months of 1996 and 1995.

      Service charge income for the second quarter of 1996 increased 25.0% to $3.0 million from $2.4 million for the comparable period in 1995. Service charge income for the first six months of 1996 increased 15.7% to $5.9 million from $5.1 million for the comparable period in 1995. Service charge income increased due to an increase in the average level of accounts receivable balances combined with an increased yield on the accounts receivable portfolio. This increase results primarily from an increase in late fees applied to delinquent accounts.

      Operating income increased 25.8% and 15.7% for the second quarter and first six months of 1996, respectively, as compared to comparable periods in 1995 due to the factors described above.

      Interest expense for the second quarter of 1996 increased 15.8% to $8.8 million from $7.6 million for the comparable period in 1995. Interest expense for the first six months of 1996 increased 11.9% to $16.9 million from $15.1 million for the comparable period in 1995. Interest expense increased due to the issuance of (i) $30.0 million in aggregate principal amount of 12.5% SRPC Notes during May 1996 and (ii) $18.3 million in aggregate principal amount of Senior Subordinated Notes during August 1995.

      As a result of the foregoing, the Company's net income for the second quarter of 1996 increased 50.0% to $3.3 million from $2.2 million for the comparable period in 1995. The Company's net income for the first six months of 1996 increased 22.1% to $8.3 million from $6.8 million for the comparable period in 1995.

SEASONALITY AND INFLATION

      The Company's business is seasonal and its quarterly sales and profits are traditionally lower during the first three quarters (February through October) and higher during the fourth quarter (November through January). In addition, working capital requirements fluctuate throughout the year, increasing substantially in October and November due to requirements for significantly higher inventory levels in anticipation of the holiday season.

      The following table show certain unaudited financial information for the Company by quarter (in thousands):

                         1996                           1995
                  ------------------  -----------------------------------------
                     Q1        Q2        Q1         Q2         Q3         Q4
                  --------  --------  --------   --------   --------   --------
                                  (dollars in thousands)
Net sales ....... $163,177  $182,750  $142,353   $154,578   $159,161   $226,532
Gross profit ....   52,081    56,623    46,283     46,555     48,659     72,780
Operating income    16,047    13,928    14,839     11,073      9,725     25,854
Quarters'
 operating
 income as a
 percent of total     --        --          24%        18%        16%        42%
Net income (loss) $  5,059  $  3,282  $  4,569   $  2,198   $  1,190   $ 11,716

      The Company does not believe that inflation had a material effect on its results of operations during the past two years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

      At August 3, 1996, the Company's consolidated long-term debt included $130.0 million of Senior Notes, $116.6 million of Senior Subordinated Notes, Senior Discount Debentures with an accreted value of $117.0 million, $30.0 million of SRPC Notes and certain other debt.

      On June 3, 1996, the Company purchased Uhlmans for approximately $27.3 million, including acquisition costs and net of cash acquired. The Company, through SRPC, issued $30.0 million in aggregate principal amount of SRPC Notes during May 1996, the proceeds of which were used to fund the Uhlmans' acquisition. The SRPC Notes are secured by the Company's Retained Interest. Interest on the SRPC Notes is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1996. Amounts received by SRPC from its Retained Interest are expected to provide a source of cash flows to pay the interest on the SRPC Notes. The scheduled amortization of principal will commence in December 1999 and is subject to the collection experience of the receivables underlying the Trust Certificates at that time. The issuance of the SRPC Notes does not impact the ability of the Company to issue additional certificates under the Accounts Receivable Program to third-party investors.

      Total working capital increased $8.5 million to $175.0 million at August 3, 1996 from $166.5 million at February 3, 1996, due primarily to the issuance of the SRPC Notes and the acquisition of Uhlmans.

      The Company's primary capital requirements are for working capital, debt service and capital expenditures. Based upon the current capital structure, management anticipates interest payments to be approximately $5.5 million higher than the 1995 level during 1996 and 1997 due to the issuance of the Series D Senior Subordinated Notes and the SRPC Notes. Capital expenditures are generally for new store openings, remodeling of existing stores and facilities and customary store maintenance. Capital expenditures for the first six months of 1996 were $15.2 million as compared to $16.8 million for the comparable period of 1995 as a result of fewer stores opened or acquired. Management expects capital expenditures to be approximately $28.0 million during 1996 consisting primarily of the opening of 35 stores, the conversion of most of the Uhlmans stores to Stage stores, routine store maintenance, store remodels and renovations at the corporate headquarters. Required aggregate principal payments on debt total $2.4 million during 1996 and 1997.

      The Company's short-term liquidity needs are provided by (i) existing cash balances, (ii) operating cash flows, (iii) the Accounts Receivable Program and
(iv) the Revolving Credit Agreements (as defined below). The Company expects to fund its long-term liquidity needs from its operating cash flows, the issuance of debt and/or equity securities, the securitization of its accounts receivable and bank borrowings.

      The Company has a revolving credit agreement with a bank (the "Revolving Credit Agreement") under which it may draw up to $25.0 million. Of this amount, $15.0 million may be used to support letters of credit. As of August 3, 1996, $14.5 million of the capacity under the Revolving Credit Agreement was utilized of which $7.0 million of this amount was used to collateralize letters of credit. The Company also has a separate agreement with the bank under which it may borrow an additional $10.0 million for seasonal working capital needs (the "Seasonal Credit Agreement" and together with the Revolving Credit Agreement, the "Revolving Credit Agreements"). Funds are available under the Seasonal Credit Agreement from August 15 through January 15 of each calendar year (the "Seasonal Period"). The Revolving Credit Agreements are available through February 3, 1998.

      Since its inception, the Trust has issued $165.0 million of term certificates and a $40.0 million revolving certificate (collectively, the "Trust Certificates") to third parties representing undivided interests in the Trust. The holder of the revolving certificate agreed to purchase interests in the Trust equal to the amount of accounts receivable in the Trust above the level required to support the term certificates (aggregating $200.1 million at August 3, 1996), up to a maximum of $40.0 million. As of August 3, 1996, the outstanding balance under the revolving certificate was $1.1 million. The Company's Retained Interest at August 3, 1996 was $55.8 million, which represented 25.2% of total receivables outstanding in the Trust. The remaining interest in the Trust is held by third-party investors. The Retained Interest is effectively subordinated to the interests of such third-party investors, and is pledged to secure the SRPC Notes. If receivable balances in the Trust fall below the level required to support the term certificates and revolving certificates, certain principal collections may be retained in the Trust until such time as the accounts receivable balances exceed the amount of accounts receivable required to support the Trust Certificates and any required transferor's interest. SRPC receives distributions from the Trust of cash in excess of amounts required to satisfy the Trust's obligations to third-party investors on the Trust Certificates. Cash so received by SRPC may be used to purchase additional accounts receivable from, or make distributions to, the Company after SRPC has satisfied its obligations on the SRPC Notes. The Trust may issue additional series of certificates from time to time on various terms. Terms of any future series will be determined at the time of issuance.

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

                            SPECIALTY RETAILERS, INC.
                  (A wholly owned subsidiary of Stage Stores,
                     Inc., formerly Apparel Retailers, Inc.)

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      EXHIBITS

      None.

      REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K dated May 9, 1996 related to the acquisition of Uhlmans Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SPECIALTY RETAILERS, INC.

SEPTEMBER 16, 1996                              /s/ CARL E. TOOKER
 (Date)                                         Carl E. Tooker
                                                President and
                                                Chief Executive Officer


SEPTEMBER 16, 1996                              /s/ JAMES A. MARCUM
 (Date)                                         James A. Marcum
                                                Executive Vice President and
                                                Chief Financial Officer